Form 10-Q
period 1998-09-30
MERRY LAND LLC
filed 1998-11-13
CIK 1072883

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   _________

                                   Form 10-Q
                                   _________


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal quarter ended

                              September 30, 1998

                       Commission file number: 001-11081


                                Merry Land LLC
                           as successor by merger to
                     Merry Land & Investment Company, Inc.
                           Two North Riverside Plaza
                                   Suite 400
                           Chicago, Illinois  60606
                                 312-454-1300
                                 ____________



State of Incorporation:                   I.R.S. Employer Identification Number:
       Georgia                                         58-2419946



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days: Yes    .  No  X .
                                           ---      ---

The number of shares of common stock of Merry Land & Investment Company, Inc., the predecessor to the Registrant, as of October 19, 1998, the date of the merger, was 43,026,292.

================================================================================

Form 10-Q - Merry Land LLC
Index


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1998 and December 31, 1997

         Consolidated Statements of Income - Three months ended September 30, 1998 and 1997, and nine months ended September 30, 1998 and 1997.

         Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Form 10-Q - Part I. Financial Information
Item 1-Financial Statements


                     Merry Land & Investment Company, Inc.
                         Predecessor to Merry Land LLC
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                         (Unaudited)
                                                                        September 30,   December 31,
                                                                            1998           1997
                                                                        ------------    -----------
PROPERTIES AT COST
     Apartments                                                          $1,860,929      $1,496,109
     Apartments under development                                            44,670          48,342
     Commercial rental property                                               5,425           5,363
     Land held for investment or future development                           2,924           4,090
     Operating equipment                                                      2,005           3,676
                                                                         ----------      ----------
                                                                          1,915,953       1,557,580
     Less accumulated depreciation and depletion                           (181,220)       (142,617)
                                                                         ----------      ----------
                                                                          1,734,734       1,414,963

CASH AND SECURITIES
     Cash and cash equivalents                                                  778             570
     Marketable securities                                                    1,663           1,963
                                                                         ----------      ----------
                                                                              2,441           2,533

OTHER ASSETS
     Notes receivable                                                         1,358           1,412
     Other receivable                                                           264             249
     Deferred loan costs                                                      4,691           4,639
     Other                                                                    8,138           4,085
                                                                         ----------      ----------
                                                                             14,451          10,385
                                                                         ----------      ----------
TOTAL ASSETS                                                             $1,751,626      $1,427,881
                                                                         ==========      ==========
NOTES PAYABLE
     Mortgage loans                                                      $  183,160      $   70,282
     Senior notes                                                           460,000         460,000
     Note payable-credit line                                                83,000          67,800
                                                                         ----------      ----------
                                                                            726,160         598,082
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     Accrued interest                                                        10,218           6,622
     Resident security deposits                                               1,797           1,597
     Accrued property taxes                                                  21,180          10,780
     Accrued employee compensation                                            1,077           3,471
     Other                                                                   12,528           9,997
                                                                         ----------      ----------
                                                                             46,800          32,467

     Minority interest                                                       21,915              --

STOCKHOLDERS' EQUITY
     Preferred stock, at $25 and $50 liquidation preference,
       20,000 shares authorized                                             369,194         269,677
     Common stock, at $1 stated value, 100,000 shares authorized
       43,022 and 39,177 shares issued                                       43,022          39,177
     Capital surplus                                                        614,069         525,744
     Cumulative undistributed net earnings                                  (40,310)        (15,730)
     Notes receivable from stockholders and ESOP                            (29,078)        (21,691)
     Accumulated other comprehensive income                                    (146)            155
                                                                         ----------      ----------
                                                                            956,751         797,332
                                                                         ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                                     $1,751,626      $1,427,881
                                                                         ==========      ==========



   The accompanying notes are an integral part of these consolidated balance sheets.

Form 10-Q -- Part I. Financial Information
Item 1 -- Financial Statements


                     Merry Land & Investment Company, Inc.
                         Predecessor to Merry Land LLC
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                              Three months ended     Nine months ended
                                                   Sept. 30,             Sept. 30,
                                              ------------------    --------------------
                                                 1998       1997        1998        1997
                                              -------    -------    --------    --------
Rental income                                 $70,554    $53,742    $196,984    $150,616
Mineral royalties                                 428        441       1,289         995
Mortgage interest                                  27         17          83          63
Other interest                                    102        154         922       1,595
Dividends                                           0         81          88         682
Other income                                       37         15         538       5,066
                                              -------    -------    --------    --------
                                              $71,148    $54,450    $199,904    $159,017

Rental expense                                 19,905     15,110      51,527      40,339
General and administrative expense              1,432        946       4,375       3,327
Interest                                        9,762      6,461      27,811      17,433
Taxes and insurance                             7,788      5,682      22,655      17,060
Depreciation -- real estate                    14,361     10,560      40,634      29,523
Depreciation -- other                             191        111         461         279
Amortization -- financing costs                   496        219       1,224         504
                                              -------    -------    --------    --------
                                               53,935     39,089     148,687     108,465

Income before net realized gains (losses)      17,213     15,363      51,217      50,553
Net realized gains (losses)                       (10)       680        (410)      1,535
                                              -------    -------    --------    --------
Income before minority interests               17,203     16,043      50,807      52,088

Minority interests                                292          0         620           0
                                              -------    -------    --------    --------
NET INCOME                                     16,911     16,043      50,187      52,088

Dividends to preferred shareholders             7,695      5,812      22,166      17,462
                                              -------    -------    --------    --------
NET INCOME AVAILABLE FOR COMMON SHARES        $ 9,216    $10,231    $ 28,021    $ 34,626
                                              =======    =======    ========    ========

Weighted average common shares
    -- basic                                   43,022     38,618      41,908      38,320
    -- diluted                                 44,460     38,680      42,899      38,369

EARNINGS PER COMMON SHARE
    -- basic                                     $.21       $.26       $ .67       $ .90
                                                 ====       ====       =====       =====
    -- diluted                                   $.21       $.26       $ .67       $ .90
                                                 ====       ====       =====       =====

CASH DIVIDENDS DECLARED PER COMMON SHARE         $.41       $.39       $1.23       $1.17
                                                 ====       ====       =====       =====

  The accompanying notes are an integral part of these consolidated statements.

Form 10-Q - Part I.  Financial Information
Item 1-Financial Statements

                     Merry Land & Investment Company, Inc.
                         Predecessor to Merry Land LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                      Nine Months ended Sept. 30,
                                                      ---------------------------
                                                             1998            1997
                                                      -----------    ------------
OPERATING ACTIVITIES:
     Rents and royalties received                       $ 198,574       $ 151,837
     Interest received                                      1,157           1,881
     Dividends received                                        88             682
     Rental expense                                       (52,661)        (39,772)
     General and administrative expense                    (4,849)         (3,497)
     Interest expense                                     (24,215)        (14,164)
     Property taxes and insurance expense                 (12,705)         (8,707)
     Other                                                    606             810
                                                        ---------       ---------
     Net cash provided by operating activities            105,995          89,070
                                                        ---------       ---------

INVESTING ACTIVITIES:
     Principal received on notes receivable                    56              36
     Sale of securities                                         0          26,949
     Sale of real property                                  3,169          20,974
     Purchase of real property                           (154,896)       (231,725)
     Development of real property                         (50,118)        (45,660)
     Recurring capital expenditures                        (7,391)         (5,552)
     Improvements to existing properties                   (4,500)         (5,319)
     Other                                                 (2,162)          6,027
                                                        ---------       ---------
     Net cash (used for) investing activities            (215,842)       (234,270)
                                                        ---------       ---------

FINANCING ACTIVITIES:
     Senior unsecured notes                                     0          50,000
     Net borrowings - note payable - credit line           15,200          88,550
     Net borrowings (repayments) - mortgage loans            (528)         24,086
     Cash dividends paid - common                         (52,584)        (44,842)
     Cash dividends paid - preferred                      (22,166)        (17,462)
     Sale of common stock                                  74,097          12,873
     Sale of preferred stock - public offering             96,593            (138)
     Distributions to minority interests                     (558)              0
                                                        ---------       ---------
     Net cash provided by financing activities            110,055         113,067
                                                        ---------       ---------
NET INCREASE (DECREASE) IN CASH                               208         (32,133)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              570          32,793
                                                        ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     778       $     660
                                                        =========       =========

 The accompanying notes are an integral part of these consolidated statements.

Form 10-Q - Part I. - Financial Information
Item 1 - Financial Statements

                     Merry Land & Investment Company, Inc.
                         Predecessor to Merry Land LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     Reconciliation of Net Income to Cash Flows from Operating Activities
                                (In thousands)
                                  (Unaudited)

                                                            Nine Months ended Sept. 30,
                                                            ---------------------------
                                                                    1998           1997
                                                            ------------    -----------
Net income                                                       $50,187        $52,088
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                     42,319         30,306
Gain on the sale of real property & marketable securities            410          1,535
Minority interest                                                    620              0
(Increase) decrease in interest and accounts receivable              (15)           289
(Increase) in other assets                                        (4,053)        (1,731)
Increase in accounts payable and accrued interest                 16,527          6,583
                                                                --------        -------
Net cash provided by operating activities                       $105,995        $89,070
                                                                ========        =======

 The accompanying notes are an integral part of these consolidated statements.

                     Merry Land & Investment Company, Inc.
                         Predecessor to Merry Land LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)

1.  Nature of Business

     Merry Land & Investment Company, Inc., the predecessor to Merry Land LLC ("Merry Land" or the "Company"), was a real estate investment trust (REIT), which owned and operated upscale apartment communities in nine Southern states including Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas, and Virginia. As a qualified REIT the Company paid no corporate income taxes on earnings distributed to stockholders.

     The consolidated financial statements for the nine month periods ended September 30, 1998 and September 30, 1997 reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

     On April 1, 1998 and September 30, 1998 the Company issued partnership units in connection with the purchase of thirteen communities. As a result of these transactions, Merry Land created a subsidiary DownREIT partnership.

2.  Marketable Securities

     The cost and market value of securities by major classification at September 30, 1998 were as follows (dollars in thousands):

                                                       Unrealized
                                   Cost     Market     Gain (Loss)
                                 ------     ------     -----------
     Common stock                $1,809     $1,663          $(146)

3.  Non-Cash Investing and Financing Activities

     The Company's 1998 property acquisition activity was net of the assumption of mortgage notes of $113,406,610 and the issuance of Minority Partnership units valued at $36,057,898. These non-cash items are not reflected on the Consolidated Statements of Cash Flows.

4.  Borrowings

     Borrowings at September 30, 1998 were as follows (dollars in thousands):

     9.760% mortgage notes (a)                   $ 12,579
     7.750% mortgage note (b)                       9,600
     7.625% mortgage note (c)                       5,083
     7.210% mortgage note (d)                       9,344
     7.125% mortgage note (e)                      14,524
     7.570% mortgage note (f)                       9,753
     8.250% mortgage note (g)                       8,871
     9.250% mortgage notes (h)                     16,737

      4.850% mortgage notes (i)                         5,995
      4.850% mortgage note (j)                          6,925
      4.850% mortgage note (k)                         11,640
      4.850% mortgage note (l)                         10,370
      5.350% mortgage note (m)                         10,240
      5.350% mortgage note (n)                         12,090
      4.010% mortgage note (o)                         21,170
      floating mortgage note (p)                        9,540
      floating  mortgage note (q)                       8,700
      6.625% senior unsecured notes (r)               120,000
      7.250% senior unsecured notes (s)                40,000
      6.875% senior unsecured notes (t)                40,000
      6.875% senior unsecured notes (u)                40,000
      7.250% senior unsecured notes (v)               120,000
      6.690% senior unsecured notes (w)                50,000
      6.900% senior unsecured notes (x)                50,000
      Advances under unsecured line of credit (y)      83,000
                                                    ---------
                                                    $ 726,160
                                                    =========

(a) $10.6 million and $2.0 million, 9.760% mortgage notes, principal and interest payable monthly, maturity 2001.
(b) 7.750% mortgage note, interest payable monthly only until November 1998 at which both principal and interest will be payable monthly, maturity 2002.
(c)  7.625% mortgage note, principal and interest payable monthly, maturity
     2005.
(d)  7.210% mortgage note, principal and interest payable monthly, maturity
     2001.
(e)  7.125% mortgage notes, principal and interest payable monthly, maturity
     2006.
(f)  7.570% mortgage note, principal and interest payable monthly, maturity
     2001.
(g)  8.250% mortgage note, principal and interest payable monthly, maturity
     2001.
(h)  9.250% mortgage note, principal and interest payable monthly, maturity
     2002.
(i)  4.850% mortgage notes, interest payable semi-annually, maturity 2005.
(j)  4.850% mortgage note, interest payable semi-annually, maturity 2005.
(k)  4.850% mortgage note, interest payable semi-annually, maturity 2008.
(l)  4.850% mortgage note, interest payable semi-annually, maturity 2005.
(m)  5.350% mortgage note, interest payable semi-annually, maturity 2005.
(n)  5.350% mortgage note, interest payable semi-annually, maturity 2005.
(o)  4.010% mortgage note, interest payable semi-annually, maturity 2007.
(p) Mortgage note, floating interest rate payable monthly, based on average weekly remarketing rate, maturity 2007.
(q) Mortgage note, floating interest rate payable quarterly, based on average weekly remarketing rate, maturity 2006.
(r) 6.625% notes, interest payable semi-annually, principal installments of $40.0 million each due 1999, 2000, and 2001.
(s)  7.250% notes, interest payable semi-annually, maturity 2002.
(t)  6.875% notes, interest payable semi-annually, maturity 2003.
(u)  6.875% notes, interest payable semi-annually, maturity 2004.
(v)  7.250% notes, interest payable semi-annually, maturity 2005.
(w)  6.690% notes, principal and interest payable semi-annually, maturity 2006.
(x)  6.900% notes, principal and interest payable semi-annually, maturity 2007.
(y) $200 million line of credit bearing interest equal to floating LIBOR plus 0.60%, maturity September, 2000.

     The Company estimates that the fair value of borrowings approximates their carrying value at September 30, 1998. Maturities of borrowings at September 30 were as follows (dollars in thousands):


     1998              $    196
     1999                40,959
     2000               124,152
     2001                80,391
     2002                65,911
     2003                40,489
     2004                40,526
     2005               170,424
     2006                70,762
     2007 and after      92,350
                       --------
                       $726,160
                       ========



5. Earnings Per Share and Share Information

     In 1997, the Company adopted SFAS 128, "Earnings Per Share". In accordance with this standard, basic earnings per share are computed on the basis of the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed giving effect to dilutive stock options, dilutive preferred stock, and partnership units. Basic and diluted earnings per share are computed as follows (dollars in thousands):



                                                  Three months ended Sept. 30,    Nine months ended Sept. 30,
                                                  ----------------------------    ---------------------------
                                                          1998            1997           1998            1997
                                                  ------------     -----------    -----------     -----------
BASIC:
  Net Income                                           $16,911         $16,043       $ 50,187        $ 52,088
  Preferred dividend requirement                        (7,695)         (5,812)       (22,166)        (17,462)
                                                       -------         -------       --------        --------
  Net income available for common shares               $ 9,216         $10,231       $ 28,021        $ 34,626
                                                       =======         =======       ========        ========

  Average common shares outstanding                     43,022          38,618         41,908          38,320


  Basic earnings per share                             $  0.21         $  0.26       $   0.67        $   0.90

DILUTED:
  Net income                                           $16,911         $16,043       $ 50,187        $ 52,088
  Preferred dividend requirement                        (7,695)         (5,812)       (22,166)        (17,462)
  Minority interest                                        292              --            620              --
                                                       -------         -------       --------        --------
  Net income available for common - diluted            $ 9,508         $10,231       $ 28,641        $ 34,626
                                                       =======         =======       ========        ========

  Dilutive stock options                                    76              62             78              49
  Average operating partnership units outstanding        1,362              --            913              --
  Average common shares outstanding                     43,022          38,618         41,908          38,320
                                                       -------         -------       --------        --------
  Average diluted common shares outstanding             44,460          38,680         42,899          38,369
                                                       =======         =======       ========        ========

  Diluted earnings per share                           $  0.21         $  0.26       $   0.67        $   0.90
                                                       =======         =======       ========        ========



6. Income Taxes and Dividend Policy

     As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1998 to qualify as a REIT and to avoid paying income taxes. On September 30, 1998, the Company paid dividends per share as follows:

   Series A Preferred    $  .4375
   Series B Preferred    $ .55125
   Series C Preferred    $  .5375
   Series D Preferred    $1.03625
   Series E Preferred    $  .4765
   Common                $    .41


7. Recent Accounting Pronouncements

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company had comprehensive income, which is comprised of net income and unrealized gains or losses on marketable securities held as available for sale of $16,715,000 and $16,094,000 for the three month period ending September 30, 1998 and 1997, respectively, and of $49,886,000 and $49,061,000 for the nine month period ending September 30, 1998 and 1997, respectively.

8. Subsequent Events

     On October 19, 1998 the Company was acquired by Equity Residential Properties Trust ("EQR"). The acquisition integrates Merry Land's portfolio into that of EQR. Pursuant to the acquisition, Merry Land & Investment Company, Inc. was merged with and into Merry Land LLC, a Georgia limited liability company, now a subsidiary of ERP Operating Limited Partnership, the general partner of which is EQR. Merry Land LLC is the successor by merger to Merry Land & Investment Company, Inc.

Merry Land LLC
Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


(Dollars in thousands except apartment and per share data)


Overview

     Until its acquisition on October 19, 1998 by Equity Residential Properties Trust ("EQR"), Merry Land was an apartment operating company and was one of the largest owners and operators of upscale garden apartments in the United States. At September 30, 1998, the Company had a total market capitalization of $2.1 billion and owned a high quality portfolio of 121 apartment communities containing 34,585 units. The communities are geographically diversified throughout the Southern United States, located in twenty-eight metropolitan areas, each with a population in excess of 250,000, extending from the Washington, D.C. area to Texas and Florida. Substantially all of the Company's apartment communities command rental rates in the upper range of their markets.


     Operating Strategy. The Company's strategy has been to own and operate a significant number of communities in every major market in the Southern United States, and to establish a reputation recognized among apartment dwellers throughout this region for high quality communities and first class service. The Company has added to its holdings by buying existing apartment communities, by buying communities under construction and in the initial lease-up stage (primarily from merchant builders) and by developing communities from the ground up. The following table further describes the Company's apartment holdings by major market as of September 30, 1998 (dollars in millions except rental rates):

                                                                  Average                     Average
                                                                Occupancy(1)              Rental Rate (2)
                                          % of             -----------------------       --------------------
Market          Units       Cost        Total Cost           1998           1997          1998          1997
------          -----       ------      ----------         --------       --------       --------    --------
Dallas          3,824        $ 262.7         14.1%            90.2%          93.7%           $892        $837
Atlanta         4,283          214.6         11.5             93.2           91.2             713         699
Orlando         3,963          197.7         10.6             94.8           96.2             753         681
Tampa           2,861          152.0          8.2             96.0           97.7             700         667
Jacksonville    3,237          183.1          9.8             95.2           94.5             636         625
Charlotte       2,459          114.3          6.1             95.6           93.9             662         647
Houston         1,457           89.1          4.8             94.5            n/a             849         n/a
Austin          1,249           81.1          4.4             90.8           96.1             815         845
Ft. Lauderdale  1,144           73.0          3.9             94.0           93.2             845         845
Ft. Myers       1,268           59.7          3.2             95.4           96.4             691         667
Savannah        1,173           57.3          3.1             94.5           92.4             686         661
Raleigh         1,256           49.6          2.7             95.4           94.7             629         630
Charleston        880           34.3          1.8             97.9           96.5             565         550
All others      5,531          292.5         15.8             95.0           91.7             692         670
               ------       --------        -----             ----           ----            ----        ----
               34,585       $1,860.9        100.0%            94.3%          93.8%           $727        $696


__________
     (1) Represents the average of physical occupancy at each month end for the nine months ended September 30, 1998.

     (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at September month end.

     Growth. The Company increased its holdings of apartments primarily through the acquisition of apartment communities and also through apartment development. The following table summarizes the Company's growth in recent years (dollars in thousands):


                                            1998(1)         1997          1996          1995
                                          ----------    -----------    ----------    ----------
Units acquired                                 4,610          4,104         2,475         3,444
Units developed                                  576            936           414            --
Total units owned at end of period            34,585         29,526        24,936        22,296
Total cost of apartments                  $1,860,929     $1,496,109    $1,175,427    $1,009,056
Total apartment rental income             $  196,600     $  208,363    $  176,053    $  144,283

__________
(1)  Represents totals at September 30, 1998.

     Acquisition of Communities under Development. The Company has also agreed to acquire the Villages of Prairie Creek II to be built by an unrelated third party. The community has 228 units and is located in Dallas, Texas. The Company expects the acquisition of this property to close in the first quarter of 1999 at a cost of approximately $19.5 million. For the Villages at Prairie Creek II, the Company will pay the seller an amount equal to the lesser of the budgeted cost or the seller's actual cost plus additional amounts upon the attainment of specified occupancy and net operating cash flow levels based on agreed upon formulas. Although the third party developer bears the development and construction risk, the Company actively monitors construction quality of the communities.

     Development. At September 30, 1998, the Company had six communities with 1,958 units under development (of which 552 units have been delivered). These communities will be completed at an expected total cost of $155.7 million. In addition, the Company owns land suitable for the construction of 1,240 additional units. The communities under development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities.

     The following table summarizes the Company's current development communities and recently completed communities. Estimated cost consists of land, direct construction costs and indirect costs, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):

                                                                                                             Cost of
                                                                                                             Units
                                                           Total        Total                                Placed
                                                         Estimated      Cost            Cost     Units in      in         Estimated
Location                 Community              Units       Cost      Per Unit (2)    to Date     Service    Service      Completion
--------                 ---------              -----    ---------    ------------    -------    --------    -------    ------------

Completed
---------
Nashville                Cherry Creek II         280                    $67,679       $18,950      280       $18,950
Greensboro               Adams Farm II (1)       200                     65,005        13,001      200        13,001

Atlanta            River Sound             586             72,299   42,367    586   42,367
Savannah           Long Point I            308             75,429   23,232    308   23,232
                                         -----            -------  -------  -----  -------
                                         1,374            $70,997  $97,550  1,374  $97,550
Under Development
-----------------
Richmond           Wyndham                 264  $ 27,000  $92,803  $26,929    264  $26,929  4Q 1998
Greensboro         Bridford Lake I         320    24,500   76,563   21,218    240   18,317  4Q 1998
Atlanta            Merritt at Satellite    424    34,000   80,189   21,257     48    3,889     1999
Nashville          Cherry Creek III (1)    220    16,600   75,455    6,128     --       --     1999
Richmond           Spring Oak              506    38,800   76,680    7,747     --       --     1999
Charleston         Quarterdeck II          224    14,800   66,071    1,298     --       --     1999
                                         -----  --------  -------  -------  -----  -------
                                         1,958  $155,700  $79,520  $84,576    552  $49,135
Future Development
------------------
Savannah           Long Point II (1)       352                     $ 1,712
Nashville          Cherry Creek-Com        n/a                       2,251
Nashville          Bell Road I & II        688                       3,845
Greensboro         Bridford Lake II(1)     200                       1,419
                                         -----                     -------
                                         1,240                     $ 9,226

__________
(1)  Adjoins an existing community owned by the Company.
(2)  Represents weighted average total cost per unit for each category.

Recent Events

     Merger Agreement with Equity Residential Properties Trust. On October 19, 1998, the Company was acquired by EQR. The transaction was approved by shareholders of both companies on October 15, 1998. Boone Knox and Michael Thompson have joined EQR's Board of Trustees.

     The transaction valued Merry Land at approximately $2.0 billion. For each Merry Land share of common stock held, a Merry Land shareholder received .53 EQR common shares in a tax-free exchange. In addition, for every 20 shares of Merry Land common stock held, each shareholder received, as a taxable dividend, a share of a newly formed, publicly traded "C" corporation, Merry Land Properties Inc.

     EQR assumed all of the Company's outstanding debt of approximately $726 million and preferred stock of approximately $370 million. The five series of the Company's preferred stock were exchanged for five new series of EQR's preferred shares.

     Acquisition of Development Communities. On July 29, 1998, the Company closed the purchase of Creekside Homes at Legacy in Dallas, a 380 unit luxury community that was built for the Company by a local developer. The purchase price was $31.6 million paid in an all cash transaction. The property was 90% occupied at September 30, 1998.

     Acquisition of Communities from Trammell Crow Residential. On September 30, 1998, the Company closed the purchase of Lenox Place, a 456 unit apartment community in Orlando, for a total cost of $37.0 million paid in a combination of cash and partnership units. This transaction completed the purchase of thirteen communities from Trammell Crow Residential, a national development and management company, and its affiliates. On April 1, 1998, the Company closed the purchase of twelve apartment communities. The purchase price for all thirteen communities totaled $248.0 million, including the issuance of $36.0 million in partnership units in Merry Land's newly created subsidiary DownREIT partnership, cash and the assumption of $113.4 million of debt including $96.7 million of tax-exempt debt bearing interest at an average rate of approximately 4.57%.

     Year 2000. The year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

     Subsequent to October, 19, 1998, the Company, through its merger with EQR, believes that it has identified all of its information technology ("IT") and non-IT systems to assess their Year 2000 readiness. Critical systems include, but are not limited to: accounts receivable and rent collections, accounts payable and general ledger, human resources and payroll (both property and corporate levels), cash management, fixed assets, all IT hardware (such as desktop/laptop computers, data networking equipment, telephone systems, fax machines, copy machines, etc.) and software, and property environmental, health safety and security systems (such as elevators and alarm systems).

     The Company anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Company is currently in the process of testing and implementing the majority of its Year 2000 IT and non-IT system projects with completion anticipated during the second quarter of 1999. The Company has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 70% has been incurred as of September 30, 1998. This estimate is based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantees that these estimates will be achieved.

     In some cases, various third party vendors have been queried on their Year 2000 readiness. The Company continues to query its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, there can be no assurances that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In addition, the Company has commenced its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance by the Company is delayed. Aside from catastrophic failure of banks or governmental agencies, the Company believes that it could continue its normal business operations if compliance by the Company is delayed. The Company does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources.

 Results of Operations for the Nine Months Ended September 30, 1998 and 1997.

     Rental Markets. In the aggregate, the Company's Southern rental markets were in equilibrium for the third quarter of 1998. Occupancy totaled 95.4% at stabilized communities, all except development communities under lease-up, compared with 94.1% for the third quarter of 1997. While levels of new construction throughout the South remain high, the Company believes that if general economic activity, job growth and household formation in the South remain strong, occupancy and rent growth should remain satisfactory.

     Rental Operations - Total Portfolio. The operating performance of the Company's apartment portfolio is summarized in the following table (dollars in thousands except average monthly rent):

                                                          Nine Months Ended September 30,
                                            Change from   -------------------------------
                                % Change   1997 to 1998     1998                   1997
                                --------   ------------   --------               --------
Rents                             30.9%      $46,377      $196,600               $150,223

Operating expenses (1)            28.4        11,361        51,370                 40,009
Taxes and insurance               33.3         5,571        22,287                 16,716
                                  ----       -------      --------               --------
Subtotal (1)                      29.9        16,932        73,657                 56,725

                                  31.5%      $29,445      $122,943               $ 93,498

Average occupancy (2)              0.5%(3)                    94.3%                  93.8%
Average monthly rent (4)           4.5%                   $    727               $    696
Expense ratio (5)                 (0.3)%(3)                   37.5%                  37.8%

__________
(1) Excludes depreciation and amortization.
(2) Represents the average physical occupancy at each month end for the period held.
(3) Represents increase or decrease between periods.
(4) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at September 30.
(5) Represents total of operating expenses, taxes and insurance divided by rental revenues.

     Acquisitions in the last seven quarters and the delivery of 1,334 units from the Company's development program since the first quarter of 1997 increased the weighted average number of apartments owned to 32,263 in the nine month period of 1998 from 26,007 in the nine month period of 1997. Rental revenues, expenses and taxes and insurance rose accordingly.

     The 4.5% increase in portfolio average rental rates in the nine month period of 1998 from the nine month period of 1997 resulted from both higher rents at the Company's continuing properties and also the higher rents charged at the communities the Company acquired and put in service in 1997 and 1998, whose monthly rents averaged $794 at September 30, 1998, versus the total portfolio average of $727.

     Rental Operations - Same Store. The performance of the 23,518 units which the Company held for the nine month period of both 1998 and 1997 ("same store" results), is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):


                                                              Nine Months Ended September 30,
                                             Change from     --------------------------------
                                % Change    1997 to 1998            1998                 1997
                                --------    ------------     -----------          -----------
     Rental income                2.7%            $3,692        $140,737             $137,045

     Personnel                   (1.7)              (246)         14,609               14,855
     Utilities                   (8.4)              (492)          5,381                5,873
     Operating                    7.4                550           8,011                7,461
     Maintenance and grounds     12.9              1,089           9,512                8,424
     Taxes and insurance         (1.2)              (189)         15,084               15,273
                                 ----             ------          ------             --------
     Subtotal  (1)                1.4                712          52,597               51,885

                                  3.5%            $2,980         $88,140             $ 85,160

     Average occupancy (2)        0.5%  (3)                         95.1%                94.6%
     Average monthly rent (4)     2.1%                              $694                 $680
     Expense ratio (5)           (0.5)% (3)                         37.4%                37.9%



     Rental income rose by $3.7 million or 2.7% for those properties held for all of both periods, as a result of 0.5% higher occupancy and 2.1% higher average rental rates. At September 30, 1998, same store occupancy was 96.2% compared with 96.1% at September 30, 1997.

     Total operating expenses rose by $0.7 million or 1.4% in 1998 from the same period in 1997. Personnel costs decreased by $0.2 million or 1.7% due to lower on-site bonuses. Operating costs increased 7.4% due to higher marketing and advertising costs, while utilities expense decreased 8.4% as the Company has passed a portion of its water expense to the residents. Maintenance and grounds expense was up 12.9% due to a higher number of units turned over in 1998.

     Rental Operations - Development Communities. In the nine month period ended September 30, 1998, the Company expended $50.1 million for apartments under development, including capitalized interest of $12.7 million. Some dilution of earnings may occur to the extent that leasing lags behind the delivery of units.

     140 units of Bridford Lake I, 126 units of Carriage Homes at Wyndham and 48 units of Merritt at Satellite were delivered in the third quarter of 1998. The operating results for the nine months ended September 30, 1998 and 1997 for all development communities is summarized in the following table (dollars in thousands; see footnotes above):


                                          Nine Months Ended September 30,
                                          -------------------------------
                                                   1998              1997
                                          -------------     -------------
          Units                                   1,946             1,567

          Rental income                          $8,874            $6,515

          Operating expense (1)                   2,735             1,895
          Taxes and insurance                       931               398
                                                 ------            ------
          Subtotal (1)                            3,666             2,293

                                                 $5,208            $4,222

     As of September 30, 1998, 85.9% of the 1,946 units delivered at Merritt at Satellite, Bridford Lake I, Carriage Homes at Wyndham, Hammocks at Long Point, Madison at River Sound and Madison at Adams Farm were leased at an average rental rate of $814 per unit, or $1.07 per square foot.

     Rental Operations - Other Communities. "Other communities" are those communities not included in same store communities or development communities. These include communities bought or sold in part or in whole in 1997 or 1998. As of September 30, 1998, these communities included 8,121 units. The performance of the other communities for the nine months ended September 30, 1998 and 1997 is summarized in the following table (dollars in thousands; see footnotes above):


                                          Nine Months Ended September 30,
                                          -------------------------------
                                               1998                  1997
                                          ---------             ---------
          Units                               8,121                 4,006

          Rental income                     $46,989                $6,663

          Operating expense (1)              11,123                 1,502
          Taxes and insurance                 6,272                 1,045
                                             ------                 -----
          Subtotal (1)                       17,395                 2,547

                                            $29,594                $4,116

     Interest, Dividend and Other Investment Income. Interest, dividend, and other income decreased as the Company substantially completed the liquidation of its holdings of marketable securities in the third quarter of 1997 and invested the proceeds in apartments. Interest, dividend and other investment income are summarized in the following table (dollars in thousands):


                                         Nine Months Ended September 30,
                                         -------------------------------
                                                  1998              1997
                                         -------------      ------------
Interest income                                 $1,005            $1,658
Dividend income                                     88               682
Other investment income
                                                   538             5,066
                                                 -----             -----
Total                                           $1,631            $7,406

     Interest Expense. Interest expense totaled $27.8 million in the nine month period of 1998, up from $17.4 million in the nine month period of 1997. Average debt outstanding rose to $623.1 million in the nine month period of 1998 from $418.7 million in the nine month period of 1997, primarily as a result of the assumption of $113.4 million in debt related to the Trammell Crow transaction, the issuance of the 6.90% senior unsecured notes in July, 1997, the issuance of the 6.69% senior unsecured notes in October, 1997, and the assumption of mortgage notes in 1997 related to apartment acquisitions. The weighted average interest rate charged on all the Company's debt decreased to 6.9% in the nine month period of 1998 from 7.1% for the nine month period in 1997 as a result of an average interest rate of approximately 4.6% on the $96 million tax-exempt debt assumed during 1998 and an average interest rate of 6.80% on the $100 million senior unsecured notes issued during 1997. During the nine month period of 1998, $4.0 million of interest related to the Company's development projects was capitalized versus $4.1 million in the nine month period of 1997.

     General and Administrative Expenses. General and administrative expenses in the nine month period of 1998 were $4.4 million, or 2.2% of rental revenues as compared to 2.1% for the same period of 1997. General and administrative expenses increased $1.0 million in the first nine months in 1998 versus the first nine months in 1997 due primarily to additional corporate personnel and their associated costs.

     Net Income. Net income totaled $50.2 million in the nine month period of 1998 and $52.1 million for the nine month period of 1997. Net income available for common shareholders totaled $28.0 million in the nine month period of 1998 and $34.6 million for the nine month period of 1997. The decreases in net income and net income available for common shareholders for 1998 when compared to 1997 rose principally from the decrease in other income as a result of discontinuing cash management activities. Rental operations (rental income less rental expense, depreciation and taxes and insurance) increased due to an increase in owned apartments but was offset by higher interest expense and preferred dividends. Net income per common share in the nine month period of 1998 decreased to $.67 from $.90 in the nine month period of 1997.

     Dividends to Preferred Shareholders. Dividends to preferred shareholders totaled $22.2 million in the nine month period of 1998 and $17.5 million in the nine month period of 1997. Preferred dividends are summarized in the following table (dollars in thousands):

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                               1998                1997
                                                        -----------         -----------
Series A Preferred share dividends                             $242                $321
Series B Preferred share dividends                            6,615               6,615
Series C Preferred share dividends                            7,417               7,417
Series D Preferred share dividends                            3,109               3,109
Series E Preferred share dividends                            4,783                  --
                                                              -----               -----
Total preferred dividends                                   $22,166             $17,462

     The increase in preferred dividends arose from the issuance of $100.0 million of Series E preferred shares in February, 1998. Holders of the Company's Series A Preferred Stock have converted 4.4 million of the 4.6 million Series A shares originally issued in June 1993 into 6.1 million shares of the Company's common stock as the common dividend was raised above the equivalent preferred dividend.

Liquidity and Capital Resources

     Financial Structure. The Company's senior notes and its preferred stock are rated investment grade by Standard & Poor's Corporation (BBB+/BBB), Moody's Investors Services, Inc. (Baa2/Baa3) and Duff & Phelps Credit Rating Co. (BBB+/BBB). As of September 30, 1998, total debt equaled 43% of total capitalization at cost, and 35% of total capitalization with common stock valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                              Common Stock
                                                                       % of      at Market         % of
                                                          Cost        Total          Value        Total
                                                          ----        -----          -----        -----
     Advances under line of credit                  $   83,000          5%       $  83,000          4%
     Mortgage loans                                     86,670          6           86,670          4
     Tax exempt bonds                                   96,670          6           96,670          5
     6.625% senior unsecured notes, 1999                40,000          2           40,000          2
     6.625% senior unsecured notes, 2000                40,000          2           40,000          2
     6.625% senior unsecured notes, 2001                40,000          2           40,000          2
     7.25% senior unsecured notes, 2002                 40,000          2           40,000          2
     6.875% senior unsecured notes, 2003                40,000          2           40,000          2
     6.875% senior unsecured notes, 2004                40,000          2           40,000          2
     7.25% senior unsecured notes, 2005                120,000          7          120,000          6
     6.69% senior unsecured notes, 2006                 50,000          4           50,000          2
     6.90% senior unsecured notes, 2007                 50,000          4           50,000          2
                                                    ----------         --        ---------         --
     Total debt                                        726,160         43%         726,160         35%
                                                    ----------                   ---------
     Series D preferred stock                           50,000          3%          50,000          2%
     Series E preferred stock                          100,000          6%         100,000          5%
     Common stock  (1)                                 806,750         48%       1,226,785         58%
                                                    ----------         --        ---------         --
     Total equity                                      956,750         57%       1,376,785         65%
                                                    ----------                   ---------

     Total capitalization                           $1,682,910        100%      $2,102,945        100%
                                                    ==========        ===       ==========        ===

     __________
     (1) Assumes conversion of all outstanding convertible preferred stock and DownREIT partnership units into common stock.

     As of September 30, 1998, the Company had $83 million outstanding under its line of credit. Borrowings under the line bear interest at 0.60% above the thirty day London Interbank Offered Rates. As of September 30, 1998, the Company's loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow $258.9 million on an unsecured basis.

    It generally is not the practice of the Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. As of September 30, 1998, the Company had eleven conventional mortgage loans outstanding, which were assumed in 1998, 1997 and 1996 in connection with the purchase of eight communities. In addition, as of September 30, 1998, the Company had $96.7 million of tax-exempt mortgage debt outstanding with respect to nine Trammell Crow Residential properties acquired during the second quarter of 1998.

     Liquidity. The Company expects to meet its short-term liquidity requirements with cash provided by operating activities and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions, apartment development and capital improvements. The Company substantially completed the liquidation of its holdings of marketable securities which were acquired as a temporary investment pending the acquisition or development of additional apartment communities.

     Subsequent to October 19, 1998, the Company, through its merger with EQR, expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions, financing of construction and development activities and capital improvements, through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

     Capital Expenditures. The Company, prior to its merger with EQR, capitalized the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties. Interest, real estate taxes and other carrying costs incurred during the development period of apartments under construction are capitalized and, upon completion of the project, depreciated over the lives of the projects.

     The following table summarizes the capital expenditures for the nine month periods of 1998 and 1997 (dollars in thousands, except per unit data):


                                                                Nine Months Ended
                                                           ---------------------------
                                                                  1998            1997
                                                           -----------     -----------
     Apartment communities:
       Acquisitions                                           $292,957        $231,725
       Development projects:
         Development costs                                      46,085          41,579
         Capitalized interest                                    4,033           4,081
       Replacements for stabilized communities (1)               6,274           5,552
       Improvements (2)                                          8,300           3,399
     Commercial properties                                         205             172
     Corporate level expenditures                                  433           1,747
                                                                   ---        --------

     Total capital expenditures                               $358,287        $288,255
                                                              ========        ========

     Per Unit:
     Replacements for stabilized communities (1)                  $267            $262
     Improvements (2)                                             $240            $117

----------

     (1) Stabilized communities are those properties which have been owned for at least one full calendar year. In the nine month period of 1998, 23,518 units were stabilized as compared to 21,156 units in the nine month period of 1997.

     (2) Improvements include expenditures for all properties owned during the period, including replacements at newly acquired communities.

     Forward Looking Statements. This filing includes statements that are "forward looking statements" regarding expectations with respect to market conditions, development projects, acquisitions, occupancy rates, capital requirements, sources of funds, expense levels, operating performance and other matters. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, performance of consultants or other third parties, environmental concerns, and interest rates, any of which may cause actual results to differ from the Company's current expectations.

PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

     None

ITEM 2.  Changes in Securities

     None

ITEM 3.  Defaults Upon Senior Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Reports on Form 8-K

  a.  Exhibits:

     (3i) By-laws (incorporated herein by reference to Exhibit 3(i) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993), as amended by First Amendment to Bylaws dated July 8, 1998 attached as Exhibit 3i.

     (10)    Material Contracts.

     (10.1) Agreement and Plan of Merger dated July 8, 1998 between the Company and Equity Residential Properties Trust and First Amendment thereto (incorporated herein by reference to Appendix A to Equity Residential Properties Trust Registration Statement on Form S-4/A (SEC FILE NO. 333-61449)).

     (27)    Financial Data Schedules

  b. Reports on Form 8-K. The Company filed reports on Form 8-K during the third quarter of 1998 as follows with respect to the following matters.


Form            Items                                             Dated Filed
----            -----                                             -------------
8-K             5 & 7 (Agreement and Plan of Merger with
                Equity Residential Properties Trust)              July 13, 1998

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    MERRY LAND LLC,
                    as successor to
                    MERRY LAND & INVESTMENT COMPANY, INC.


                    BY:  ERP OPERATING LIMITED PARTNERSHIP,
                         its managing member

                    BY:  EQUITY RESIDENTIAL PROPERTIES TRUST,
                         its general partner


                    /s/  Michael J. McHugh
                         ---------------------------------
                         Michael J. McHugh
                         Executive Vice President, Treasurer and
                         Chief Accounting Officer

November 11, 1998